Form 10-K
period 2024-12-31
Empire District Bondco, LLC; EMPIRE DISTRICT ELECTRIC CO
filed 2025-03-31
CIK 1994341, 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number of issuing entity: 333-274815-01

Central Index Key Number of issuing entity: 0001994341

EMPIRE DISTRICT BONDCO, LLC

(Exact name of issuing entity as specified in its charter)

THE EMPIRE DISTRICT ELECTRIC COMPANY

(Exact name of depositor and sponsor as specified in its charter)

Commission File Number of depositor and sponsor: 333-274815

Central Index Key Number of depositor and sponsor: 0000032689

Delaware	93-3459519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Empire District Electric Company,
602 S. Joplin Avenue
Joplin, Missouri	64801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 417 625-5100

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:   none

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

☐ Yes                ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes                ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                ☒ Yes                ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

                ☒ Yes                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer

☐ Accelerated filer

☒ Non-accelerated filer

☐ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                ☒ No

Documents incorporated by reference: none

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   [Reserved].

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of Empire District Bondco, LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Tim Wilson	47	Manager and President	Tim Wilson was appointed Manager and President of Empire District Bondco, LLC effective as of January 17, 2025. Since July 2023, Mr. Wilson, 46, served as President of the Central Region – Electric for Liberty Utilities Service Corp., an affiliate of The Empire District Electric Company (“Empire”), for which the Company is a wholly-owned subsidiary. Prior to that, Mr. Wilson served as Vice President of Electric Operations from 2020 to 2023, Vice President of Strategic Projects and Energy Supply from 2019 to 2020, and Central Region Director of Electric Operations – Services from 2017 to 2019.
Jennifer Shewmake	43	Manager, Treasurer, and Secretary	Jennifer Shewmake was appointed Vice President, Finance and Administration of Liberty (Central Region), encompassing Empire in July 2023. Prior to that, Ms. Shewmake was the Sr. Director, Finance and Administration starting in July 2022, moving from Sr. Manager when rejoining the company in 2019. Ms. Shewmake joined Empire in 2014 in Internal Audit where she served as Sr. IT Auditor until 2018.
Jennifer A. Schwartz	51	Independent Manager	With 25 years’ U.S. and global capital markets experience, Ms. Schwartz currently serves as Vice President, Assistant Manager and Independent Director/Manager and is responsible for serving as the independent director/manager, springing and/or special member of companies since 2004. Ms. Schwartz is currently appointed to more than 6,000 special purpose entity boards. She is familiar with bankruptcy remote transactions and corporate structures, Delaware statutory trusts, and is experienced in setting up initial appointments, reviewing and execution of corporate documents, attending annual board meetings, price negotiations, invoicing and collections and terminations of services.

Code of Ethics

The Issuing Entity is a wholly-owned subsidiary of Empire, which in turn is an indirect wholly-owned subsidiary of Algonquin Power & Utilities Corp. (“Algonquin”). Algonquin, a Canadian company, is a foreign private issuer reporting pursuant to Exchange Act rules for foreign registrants. Algonquin indirectly owns Liberty Utilities Co. (“LU”), which in turn indirectly owns a portfolio of electrical distribution utility systems (including Empire) and related generation assets, water distribution and wastewater collection utility systems, and natural gas distribution utility systems. Algonquin has adopted a Code of Business Conduct and Ethics which applies to all of its subsidiary entities. The Code of Business Conduct and Ethics is available at Algonquin’s website at https://investors.algonquinpower.com/documents-and-filings/other-documents/default.aspx.

Item 11. Executive Compensation

Other than an annual independent manager fee of $2,760 paid to C T Corporation Staffing, Inc., the Issuing Entity does not pay any compensation to its managers or executive officers.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information responding to Item 13 is included under Item 10. (Directors, Executive Officers, and Corporate Governance) above.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2)         Omitted pursuant to General Instruction J of Form 10-K.

(a)(3) and (b)             See Exhibit Index included below, which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of Empire District Bondco, LLC (incorporated by reference to the Registration Statement on Form SF-1 of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed on September 29, 2023, Exhibit 3.1)
3.2	Amended and Restated Limited Liability Company Agreement of Empire District Bondco, LLC (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 22, 2024, Exhibit 3.2)
4.1	Indenture between Empire District Bondco, LLC and The Bank of New York Mellon Trust Company, N.A. dated January 30, 2024 (including forms of Securitized Utility Tariff Bonds) (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 30, 2024, Exhibit 4.1)
4.2	Series Supplement between Empire District Bondco, LLC and The Bank of New York Mellon Trust Company, N.A. dated as of January 30, 2024 (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 30, 2024, Exhibit 4.2)
10.1	Securitized Utility Tariff Property Servicing Agreement between Empire District Bondco, LLC and The Empire District Electric Company d/b/a Liberty, as Servicer, dated January 30, 2024 (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 30, 2024, Exhibit 10.1)
10.2	Securitized Utility Tariff Property Purchase and Sale Agreement between Empire District Bondco, LLC and The Empire District Electric Company d/b/a Liberty, as Seller, dated January 30, 2024 (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 30, 2024, Exhibit 10.2)

10.3	Administration Agreement between Empire District Bondco, LLC and The Empire District Electric Company d/b/a Liberty, as Administrator, dated January 30, 2024 (incorporated by reference to a Current Report on Form 8-K of The Empire District Electric Company and Empire District Bondco, LLC (File Nos. 333-274815 and 333-274815-01) filed January 30, 2024, Exhibit 10.3)
31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities of The Empire District Electric Company d/b/a Liberty, as servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as indenture trustee
34.1	Attestation report on assessment of compliance with servicing criteria for asset backed securities of Ernst & Young LLP on behalf of The Empire District Electric Company d/b/a Liberty, as servicer
34.2	Attestation report on assessment of compliance with servicing criteria for asset backed securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A., as indenture trustee
35.1	Servicer compliance statement of The Empire District Electric Company d/b/a Liberty, as servicer
104	Cover Page Integrative Data File – the cover page XBRL tags are embedded within the Inline XBRL document

Item 1112(b).   Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).   Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).   Certain Derivatives Instruments.

None.

Item 1117.   Legal Proceedings.

No material legal proceedings to be reported.

Item 1119.   Affiliations and Certain Relationships and Related Transactions.

Empire District Bondco, LLC is a wholly-owned subsidiary of The Empire District Electric Company d/b/a Liberty.

Item 1122. Compliance with Applicable Servicing Criteria.

The following exhibits are attached to this report:

33.1 – Report on assessment of compliance with servicing criteria for asset-backed securities of The Empire District Electric Company d/b/a Liberty, as servicer;

33.2 – Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as indenture trustee;

34.1 – Attestation report on assessment of compliance with servicing criteria for asset backed securities of Ernst & Young LLP (PCAOB ID No. 42, New York, NY) on behalf of The Empire District Electric Company d/b/a Liberty, as servicer;

34.2 – Attestation report on assessment of compliance with servicing criteria for asset backed securities of KPMG LLP (PCAOB ID No. 185, New York, NY) on behalf of The Bank of New York Mellon Trust Company, N.A., as indenture trustee.

The Bank of New York Mellon Trust Company, N.A. (the "Indenture Trustee") has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed a material instance of noncompliance with the Indenture Trustee in its capacity as indenture trustee for another series of similar securities sponsored by a different sponsor that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements.

According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls aimed at preventing missed payments.

The Indenture Trustee has represented to Empire District Bondco, LLC that the material instance of noncompliance did not apply to the servicing functions performed for Empire District Bondco, LLC.

Item 1123. Servicer Compliance Statement.

35.1 – Servicer compliance statement of The Empire District Electric Company, as servicer.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No such annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2025	Empire District Bondco, LLC
(Issuing Entity)

By: The Empire District Electric Company d/b/a Liberty, as Servicer

By:	/s/ TIM WILSON
Tim Wilson
President

By:	/s/ JENNIFER SHEWMAKE
Jennifer Shewmake
Treasurer and Secretary