Form 10-K
period 2025-12-31
Empire District Bondco, LLC; EMPIRE DISTRICT ELECTRIC CO
filed 2026-03-30
CIK 1994341, 32689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                ☒ No

Documents incorporated by reference: none

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Toronto, Canada	(PCAOB ID 1263)

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

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following is a list of the managers of Empire District Bondco, LLC (the “Issuing Entity”) as of the date of this report:

Name	Age	Title	Background
Tim Wilson	48	Manager and President	Tim Wilson was appointed Manager and President of Empire District Bondco, LLC effective as of January 17, 2025. Since July 2023, Mr. Wilson served as President of the Central Region – Electric for Liberty Utilities Service Corp., an affiliate of The Empire District Electric Company (“Empire”), for which the Company is a wholly-owned subsidiary. Prior to that, Mr. Wilson served as Vice President of Electric Operations from 2020 to 2023, Vice President of Strategic Projects and Energy Supply from 2019 to 2020, and Central Region Director of Electric Operations – Services from 2017 to 2019.
Fraser McNamee	41	Manager, Treasurer, and Secretary	Effective September 15, 2025, Fraser McNamee was appointed Manager, Secretary and Treasurer of the Company. Since April 2023, Mr. McNamee has served as Vice-President Finance and Corporate Controller for Algonquin Power & Utilities Corp. (“Algonquin”), the indirect parent company of the Company. Prior to that, Mr. McNamee served in various roles for Algonquin and its affiliates, including Senior Director Accounting and Reporting from 2022 to 2023 and Director of Finance from 2017 to 2022.
Jennifer A. Schwartz	52	Independent Manager	With 25 years’ U.S. and global capital markets experience, Ms. Schwartz currently serves as Vice President, Assistant Manager and Independent Director/Manager and is responsible for serving as the independent director/manager, springing and/or special member of companies since 2004. Ms. Schwartz is currently appointed to more than 6,000 special purpose entity boards. She is familiar with bankruptcy remote transactions and corporate structures, Delaware statutory trusts, and is experienced in setting up initial appointments, reviewing and execution of corporate documents, attending annual board meetings, price negotiations, invoicing and collections and terminations of services.

Code of Ethics

The Issuing Entity is a wholly-owned subsidiary of Empire, which in turn is an indirect wholly-owned subsidiary of Algonquin. Algonquin, a Canadian company, is a foreign private issuer reporting pursuant to Exchange Act rules for foreign registrants. Algonquin indirectly owns Liberty Utilities Co., which in turn indirectly owns a portfolio of electrical distribution utility systems (including Empire) and related generation assets, water distribution and wastewater collection utility systems, and natural gas distribution utility systems. Algonquin has adopted a Code of Business Conduct and Ethics which applies to all of its subsidiary entities. The Code of Business Conduct and Ethics is available at Algonquin’s website at https://investors.algonquinpower.com/documents-and-filings/other-documents/default.aspx.

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

See the following exhibits are attached to this report:

33.1 – Report on assessment of compliance with servicing criteria for asset-backed securities of The Empire District Electric Company d/b/a Liberty, as servicer;

33.2 – Report on assessment of compliance with servicing criteria for asset-backed securities of The Bank of New York Mellon Trust Company, N.A., as indenture trustee;

34.1 – Attestation report on assessment of compliance with servicing criteria for asset backed securities of Ernst & Young LLP (PCAOB ID No. 1263, Canada) on behalf of The Empire District Electric Company d/b/a Liberty, as servicer;

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

Date: March 30, 2026	Empire District Bondco, LLC
(Issuing Entity)
By: The Empire District Electric Company d/b/a Liberty, as Servicer

By:	/s/ TIM WILSON
Tim Wilson
President

By:	/s/ FRASER MCNAMEE
Fraser McNamee
Treasurer and Secretary